Form 10QSB
period 2002-09-30
ACQUIRESTUFF COM INC
filed 2003-03-18
CIK 1143602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                   ------------------   ------------------

Commission File Number: 000-50061


                             AcquireStuff.com, Inc.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                              98-0335282
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

            265 Enfield Place, Mississauga, Ontario, Canada, L5B 3Y7
            --------------------------------------------------------
                    (Address of principal executive offices)

                                  416.526.0521
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.
As of March 7, 2003, there were 8,100,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements
-----------------------------
















                             ACQUIRESTUFF.COM, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                             ACQUIRESTUFF.COM, INC.
                          (a development stage company)

                                    CONTENTS





                                                                        PAGE
                                                                        ----

Financial Statements (Unaudited)

     Balance Sheet                                                       4

     Statements of Operations                                            5

     Statements of Cash Flows                                            6

     Notes to Financial Statements                                       7

                             ACQUIRESTUFF.COM, INC.
                          (a development stage company)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)

                                     ASSETS
                                     ------

Current assets
   Cash                                                        $        6,436
   Other current assets                                                   ---
                                                               ----------------

       Total current assets                                             6,436

Other assets                                                              ---
                                                               ----------------

          Total assets                                         $        6,436
                                                               ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                       $        1,485
                                                               ----------------

       Total current liabilities                                        1,485

Commitments and contingencies

Stockholders' Equity
    Preferred stock, $.001 par value;
       Authorized shares -- 5,000,000
       Issued and outstanding shares -- 0                                 ---
    Common stock, $.001 par value;
       Authorized shares -- 50,000,000
       Issued and outstanding shares -- 8,100,000                       8,100
    Additional paid-in capital                                         44,665
    Deficit accumulated during the development stage                  (47,814)
                                                               ----------------

       Total stockholders' equity                                       4,951
                                                               ----------------

          Total liabilities and stockholders' equity           $        6,436
                                                               ================







                 See accompanying notes to financial statements.

                             ACQUIRESTUFF.COM, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                     THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,        AUGUST 17, 2000
                                     --------------------------------       -------------------------------         (INCEPTION) -
                                         2002                2001               2002                2001          SEPTEMBER 30, 2002
                                   ----------------    ----------------   ----------------    ----------------    ------------------

Net revenues                       $          ---      $          ---     $          ---      $          ---      $           ---


Operating expenses
   Consulting services                        ---                 ---                ---                 ---                5,100
   Office expense                             204                 675                595               1,714                2,309
   Professional fees                        2,800               7,710             20,041              11,320               40,405
                                   ----------------    ----------------   ----------------    ----------------    ------------------

    Total operating expenses                3,004               8,385             20,636              13,034               47,814
                                   ----------------    ----------------   ----------------    ----------------    ------------------

Loss from operations                       (3,004)             (8,385)           (20,636)            (13,034)             (47,814)

Provision  for income tax
expense (benefit)                             ---                 ---                ---                 ---                  ---
                                   ----------------    ----------------   ----------------    ----------------    ------------------

Net loss/Comprehensive loss        $       (3,004)     $       (8,385)    $      (20,636)     $      (13,034)     $       (47,814)
                                   ================    ================   ================    ================    ==================

Net loss/comprehensive loss
per common share -- basic
and diluted                        $          ---      $          ---     $          ---      $          ---      $           ---
                                   ================    ================   ================    ================    ==================

Weighted average of common
shares -- basic and diluted             8,100,000           8,100,000          8,100,000           6,690,000            7,433,000
                                   ================    ================   ================    ================    ==================



















                 See accompanying notes to financial statements.

                             ACQUIRESTUFF.COM, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                NINE MONTHS ENDED SEPTEMBER 30,        AUGUST 17, 2000
                                                                -------------------------------         (INCEPTION) -
                                                                    2002                2001          SEPTEMBER 30, 2002
                                                              ----------------    ----------------    ------------------
Cash flows from operating activities
   Net loss                                                   $      (20,636)     $      (13,034)     $       (47,814)
   Adjustments to reconcile net loss to net cash used in
     operating activities
    Cost of services paid with common stock                              ---                 ---                5,100
    Changes in operating assets and liabilities
       Increase (decrease) in accounts payable
         and accrued expenses                                         (5,559)             (2,000)               1,485
                                                              ----------------    ----------------    ------------------

       Net cash provided (used) by operating activities              (26,195)            (15,034)             (41,229)

Cash flows from investing activities                                     ---                 ---                  ---
                                                              ----------------    ----------------    ------------------

       Net cash provided (used) by investing activities                  ---                 ---                  ---

Cash flows from financing activities
   Contributions of capital                                           15,365               2,300               17,665
   Proceeds from issuance of common stock                                ---              30,000               30,000
                                                              ----------------    ----------------    ------------------

          Net cash provided by financing activities                   15,365              32,300               47,665
                                                              ----------------    ----------------    ------------------

Net increase (decrease) in cash                                      (10,830)             17,266                6,436

Cash, beginning of period                                             17,266                 ---                  ---
                                                              ----------------    ----------------    ------------------

Cash, end of period                                           $        6,436      $       17,266      $         6,436
                                                              ================    ================    ==================


Supplemental disclosure of cash flow information
    Income taxes paid                                         $          ---      $          ---      $           ---
                                                              ================    ================    ==================
    Interest paid                                             $          ---      $          ---      $           ---
                                                              ================    ================    ==================







                 See accompanying notes to financial statements.

                             ACQUIRESTUFF.COM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS
-----------------------------

     Acquirestuff.com, Inc. (the "Company") was incorporated in the state of Delaware on August, 17 2000. The Company provides commodity tax and consulting services for clients subject to the Canadian tax system. The Company is headquartered in Brampton, Ontario, Canada.


NOTE 2 - BASIS OF PRESENTATION
------------------------------

     The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. These financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001.


NOTE 3 - CONTINGENCIES
----------------------

     As shown in the accompanying financial statements, the Company has incurred a net operating loss of $47,814 since inception through September 30, 2002.

     The Company is subject to those risks associated with development stage companies. The Company has sustained losses since inception and additional financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.


NOTE 4 - COMMON STOCK
---------------------

     On August 18, 2000, the Company issued 5,100,000 shares of its common stock to its officers and founders for consulting services rendered in connection with the initial start-up and organization costs incurred. Since there was no readily available market value at the time the services were rendered, par value of $0.001 per share was considered as a reasonable estimate of fair value by all parties.

                             ACQUIRESTUFF.COM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)


NOTE 4 - COMMON STOCK (continued)
---------------------------------

     On May 31, 2001, the Company completed a "best efforts" offering of its common stock pursuant to the provisions of Regulation S of the Securities Act of 1933 promulgated by the Securities and Exchange Commission. In accordance with the Private Placement Memorandum Offering, which was initiated on March 19, 2001, the Company issued 3,000,000 shares of its common stock at $0.01 per share for a total of $30,000.

Item 2.  Plan of Operation
--------------------------

(begin boldface)
This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.
(end boldface)

We are a developmental stage company which intends to locate and hire a select group of independent commodity tax consultants who have knowledge and understanding of certain tax systems. We have not yet generated any revenues from the sale of our services. We intend to provide our prospective clients with tax services including, but not limited to, retroactive audits to determine how issues, rulings, changes in legislation and government incentive programs may affect the taxes that our prospective clients pay. We intend to assist companies obtain the funds which from overpayment of taxes or missed opportunities to recover or receive tax refunds. We intend to initiate our advertising campaign through the Internet, phone and facsimile. We hope to negotiate independent contractors' agreements with qualified tax experts. Our website www.acquirestuff.com is under development and not yet operational. We currently
--------------------
have only one employee and no independent contractors. We have not obtained any service contracts with potential clients.

Our initial focus is in the Canadian market. Therefore, the following discussion focuses on our proposed activities in Canada. We intend to provide the support and assistance commodity tax specialists who will review current and past corporate tax returns and locate any over payments or opportunities for tax refunds, returns or grants that the client may not be aware of. We believe that many companies are unaware of the term "commodity taxes". The term "commodity taxes" is a general term used to describe taxes that are levied on property and services. In the United States such taxes are described as "indirect taxes". For companies operating within Canada, the term "commodity taxes" refers primarily to sales tax of general application as well as the other indirect taxes such as taxes placed on fuels, tobacco and alcoholic beverages. In addition, custom duties and excise taxes fall under this category of taxes as they are selective taxes on goods.

Unlike income taxes which are paid monthly, quarterly and annually, commodity taxes are paid each time a taxable item is purchased. Therefore, we believe that commodity taxes usually affect a larger amount of a company's transactions than income taxes. We believe that there are companies operating in Canada today that are unaware that they are, in some cases, overpaying their commodity taxes every year. We do not believe that overpayments to the Canadian Customs and Revenue Agency, or CCRA, are limited by the size of a company. We believe that misinterpretation of the many amendments, adjustments and policy changes regarding commodity taxes creates, in some cases, a windfall for the CCRA.

We intend to assist our clients in identifying potential tax refunds or overpayments of taxes, as well as guiding clients through the refund application process. We intend to have auditors perform determine if a client overpaid any commodity taxes. If overpayments are located, we will assist the client in obtaining a refund or credit. We intend to engage in service agreements with our clients which will entitle us to a percentage of any recovery.

We believe there are in excess of one million companies currently operating within Canada. We plan on targeting clients which are multi-million dollar a year companies as well as small independent companies which are generating over $1,000,000.00 in revenue per year. We hope to assist such clients in the enhancement of the client's finances using suppliers' checks and credits, tax deductions, government tax refunds and/or internal deductions from current tax remittances. Home or small businesses which have less than 20 employees do not fit our criteria (i.e. a company that generates $1 million or more in revenue, per annum).

For the nine months ended September 30, 2002.
---------------------------------------------

Liquidity and Capital Resources. Our total assets were approximately $6,436 as
--------------------------------
of September 30, 2002. Of those assets, cash was $6,436 as of September 30, 2002, and comprised our total current assets. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our current liabilities were $1,485 as of September 30, 2002, of which $1,485 was represented by accounts payable. We had no other liabilities and no long term commitments or contingencies as of September 30, 2002.

Results of Operations.
----------------------

Revenue. For the nine months ended September 30, 2002, we realized no revenues.
--------
We have not yet generated any revenues from the sale of our services since inception. We hope to generate more revenues as we expand our customer base.

Operating Expenses. For the nine months ended September 30, 2002, our total
-------------------
operating expenses were approximately $20,636. Our expenses for the nine months ended September 30, 2002, consisted of professional fees of $20,041 and office expenses of $595. In comparison, for the nine months ended September 30, 2001, our total operating expenses were approximately $13,034. Our expenses for the nine months ended September 30, 2001, consisted of professional fees of $11,320 and office expense of $1,714. Our net loss from operations for the nine month period ending September 30, 2002 was $20,636. Our net loss from operations for the nine month period ending September 30, 2001 was $13,034. This is in comparison to our operating expenses of $47,814 for the period from our inception on August 17, 2000 through September 30, 2002, making our net loss $47,814 for that period. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we expand our operations.

Our Plan of Operation for the Next Twelve Months. We intend to initiate our
-------------------------------------------------
advertising campaign through the Internet, phone and facsimile. We hope to negotiate independent contractors' agreements with qualified tax experts. Our website www.acquirestuff.com is under development and not yet operational.
        --------------------

In order to move forward with our business plan, we will need funding of approximately $30,000 during the next 12 months. We estimate that such funding will allow us to move forward with our business plan and pay our expenses. We plan on generating the funding through the sale of our capital stock or through borrowings. Such financing will also assist in the completion of the design and hosting of our website. There is no assurance that additional funding will be available under favorable terms, if at all. We do not have any commitments for additional financing nor are sure that we can arrange for borrowings on favorable terms. Our inability to raise additional funding will harm our ability to move forward with our business plan which will, in turn, hurt our ability to earn revenues.

We had cash of $6,436 as of September 30, 2002. In the opinion of management, available funds will satisfy our working capital requirements through January 2003. Our monthly cash requirements are approximately $1,000 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. Other than anticipated monthly costs and the costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers and directors are not committed to contribute funds to pay for our expenses.

Our belief that, Daniel Betson, our president, secretary and sole director will pay our expenses is based on the fact that he collectively owns 2,050,000 shares of our common stock, which equals approximately 25.31% of our outstanding common stock. We believe that our officer and sole director will continue to pay our expenses as long as he maintains his ownership of our common stock. Any additional capital contributed by our management would be made without any consideration. However, our officer and sole director is not committed to contribute additional capital.


Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1.  Legal Proceedings.
---------------------------

None.


Item 2.  Changes in Securities.
-------------------------------

None.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.


Item 5.  Other Information
--------------------------

None.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     AcquireStuff.com, Inc.,
                                                     a Delaware corporation



March 7, 2003                           By:      /s/ Daniel Betson
                                                 -------------------------------
                                                          Daniel Betson
                                                 Its:     president

CERTIFICATIONS
--------------

I, Daniel Betson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AcquireStuff.com, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 7, 2003


/s/ Daniel Betson
---------------------------
Daniel Betson
Chief Executive Officer
and Chief Financial Officer