Form 10KSB
period 2002-12-31
ACQUIRESTUFF COM INC
filed 2003-03-18
CIK 1143602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2002
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                      to
                                   ---------------------   ---------------------

Commission File Number:  000-50061



                              Aquirestuff.com, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              98-0335282
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

265 Enfield Place, Mississauga, Ontario, Canada                          L5B 3Y7
-----------------------------------------------                          -------
(Address of principal executive offices)                              (Zip Code)

                                 (416) 526-0521
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Act:

  Title of each class registered:   Name of each exchange on which registered:
  -------------------------------   ------------------------------------------

                None                                   None

Securities registered under Section 12(g) of the Act:

  Common Stock, Par Value $.001
  -----------------------------
         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $ 0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.) As of March 7, 2003, approximately   $.001.

As of March 7, 2003, there were 8,100,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                    [ ] Yes       [X] No

                                     PART I
                                     ------

Item 1.  Description of Business.
---------------------------------

General Development of Business. AcquireStuff.com, Inc., incorporated pursuant
--------------------------------
to the laws of the State of Delaware on August 17, 2000.

We are a developmental stage company which intends to locate and hire a select group of independent commodity tax consultants who have knowledge and understanding of certain tax systems. We currently own the domain www.acquirestuff.com. Our focus will initially be on the Canadian tax system. We
--------------------
intend to provide our prospective clients with tax services including, but not limited to, retroactive audits to determine how issues, rulings, changes in legislation and government incentive programs may affect the taxes that our prospective clients pay. We intend to assist companies obtain the funds which from overpayment of taxes or missed opportunities to recover or receive tax refunds.

We have not yet generated any revenues from the sale of our services.

Financial Information. We were incorporated on August 17, 2000, and our only
----------------------
material expenses from inception through December 31, 2002 were legal and professional fees of $48,500, a non-recurring consulting expense of $5,100, and general and administrative expenses of $2,521. From August 17, 2000, our date of inception, to December 31, 2002, we experienced a net loss from operations of $56,121.

For the twelve month period ending December 31, 2002, our total operating expenses was $28,943. Those expenses were represented by $28,136 in legal and professional fees, and $807 in general and administrative expenses. Our net loss for the twelve month period ending December 31, 2002, was $28,943. In comparison, for the twelve month period ending December 31, 2001, our total operating expenses was $18,578. This amount includes $16,864 in legal and professional fees, and $1,714 in general and administrative expenses.

Our past performance may not be indicative of current or future operations.

Narrative Description of Business. We are a developmental stage company which
----------------------------------
intends to locate and hire a select group of independent commodity tax consultants who have knowledge and understanding of certain tax systems. We intend to initiate our advertising campaign through the Internet, phone and facsimile. We hope to negotiate independent contractors' agreements with qualified tax experts. Our website www.acquirestuff.com is under development and
                                   --------------------
not yet operational. We currently have only one employee and no independent contractors. We have not obtained any service contracts with potential clients.

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


Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held
--------------------
the following property:

          ===================================================
                 Property              December 31, 2002
          ----------------------  ---------------------------
            Cash                                      $6,674
          ===================================================

Our Facilities. Our executive, administrative and operating offices are located
---------------
at 265 Enfield Place, Mississauga, Ontario, L5B 3Y7. Mr. Betson, our sole officer and director, provides office space to us at no charge.


Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.


Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.


                                     PART II
                                     -------

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and
----------------------------
Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our Common Stock. We are authorized to issue 50,000,000 shares of $.001 par
-----------------
value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of December 31, 2002, 8,100,000 shares of our common stock were issued and outstanding.

Our Preferred Stock. We are authorized to issue 5,000,000 shares of $.001 par
--------------------
value preferred stock, none of which is issued and outstanding.

In October 2002, our registration statement on Form SB-2 to register 8,100,000 shares of common stock held by our shareholders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is twenty-seven. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted
-----------------------
by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.


Item 6.  Management's Discussion and Analysis of Financial Condition or Plan of
-------------------------------------------------------------------------------
Operation.
----------

(begin boldface)
This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.
(end boldface)

Liquidity and Capital Resources. We were incorporated on August 17, 2000 and our
--------------------------------
only material expenses from inception through December 31, 2002 were legal and professional fees of $48,500, non-recurring consulting fees of $5,100, and general and administrative expenses of $2,521. From August 17, 2000, our date of formation to December 31, 2002, we experienced a net loss from operations of $56,121. At December 31, 2002 we had $6,674 in assets and we liabilities of $9,580 which was represented by accounts payable and accrued expenses.

Results of Operations.
----------------------

Revenues. We did not realize any revenue from operations from the date of
---------
formation, August 17, 2000, through December 31, 2002. We hope to increase our revenues by increasing our customer base. Unless we expand our operations, we believe that our revenues will continue at their current levels.

Operating Expenses. For the period from our inception on April 17, 2000 through
-------------------
December 31, 2002, our total operating expenses were $56,121. Those expenses were represented by $48,500 in legal and professional fees, non-recurring consulting fees of $5,100, and general and administrative expenses of $2,521. For the period from our inception on April 25, 2000 through December 31, 2002, we experienced a net loss of $56,121.

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

If adequate funds are unavailable, we may be required to significantly curtail operations or to obtain funds through arrangements with collaborative partners or others that could require us to relinquish rights to certain of the services we intend to provide. We may have to sell some of our securities if we cannot raise capital any other way. We believe we have raised enough capital to allow us to meet our financial obligations for a period of at least the next twelve months, however we cannot fully implement our business plan without raising additional capital to complete both our website and our marketing and advertising objectives.

Item 7.  Financial Statements
-----------------------------
















                             ACQUIRESTUFF.COM, INC.
                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                             ACQUIRESTUFF.COM, INC.
                          (a development stage company)

                                    CONTENTS





                                                                        PAGE

Independent Auditor's Report                                              8

Financial Statements

     Balance Sheet                                                        9

     Statements of Operations                                            10

     Statements of Changes in Stockholders' Equity (Deficit)             11

     Statements of Cash Flows                                            12

     Notes to Financial Statements                                       13

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To the Stockholders of
Acquirestuff.com, Inc.


     I have audited the accompanying balance sheet of Acquirestuff.com, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the two years ended December 31, 2002, and the period August 17, 2000 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acquirestuff.com, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the two years ended December 31, 2002 and the period August 17, 2000 (inception) through December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.



                                          /s/ Quintanilla
                                          A Professional Accountancy Corporation
                                          Laguna Niguel, California


                                          March 3, 2003

                             ACQUIRESTUFF.COM, INC.
                          (a development stage company)

                                  BALANCE SHEET

                                DECEMBER 31, 2002


                                     ASSETS
                                     ------

Current assets
   Cash                                                          $       6,674
   Other current assets                                                    ---
                                                                 --------------

    Total current assets                                                 6,674

Other assets                                                               ---
                                                                 --------------

    Total assets                                                 $       6,674
                                                                 ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities
   Accounts payable and accrued expenses                                 9,580
                                                                 --------------

     Total current liabilities                                           9,580


Stockholders' Equity (Deficit)
   Preferred stock, $.001 par value;
      Authorized shares -- 5,000,000
      Issued and outstanding share -- 0                                    ---
   Common stock, $.001 par value;
      Authorized shares -- 50,000,000
      Issued and outstanding shares -- 8,100,000                         8,100
   Additional paid-in capital                                           45,115
   Deficit accumulated during the development stage                    (56,121)
                                                                 --------------

     Total stockholders' equity (deficit)                               (2,906)
                                                                 --------------

       Total liabilities and stockholders' equity (deficit)      $       6,674
                                                                 ==============





                 See accompanying notes to financial statements.

                             ACQUIRESTUFF.COM, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS



                                                                                            AUGUST 17, 2000
                                                    YEAR ENDED           YEAR ENDED          (INCEPTION) -
                                                 DECEMBER 31, 2002    DECEMBER 31, 2001    DECEMBER 31, 2002
                                                 -----------------    -----------------    -----------------

Net revenues                                     $           ---      $           ---      $           ---

Operating expenses
   Consulting services                                       ---                  ---                5,100
   Legal and professional fees                            28,136               16,864               48,500
   General and administrative expense                        807                1,714                2,521
                                                 -----------------    -----------------    -----------------

    Total operating expenses                              28,943               18,578               56,121
                                                 -----------------    -----------------    -----------------

Loss from operations                                     (28,943)             (18,578)             (56,121)

Provision for income tax expense (benefit)                   ---                  ---                  ---
                                                 -----------------    -----------------    -----------------

Net loss/Comprehensive loss                      $       (28,943)     $       (18,578)     $       (56,121)
                                                 =================    =================    =================

Net loss/comprehensive loss per common share
-- basic and diluted                             $           ---      $           ---      $           ---
                                                 =================    =================    =================

Weighted average of common shares-- basic
and diluted                                            8,100,000            7,345,000            7,496,000
                                                 =================    =================    =================






















                 See accompanying notes to financial statements.

                             ACQUIRESTUFF.COM, INC.
                          (a development stage company)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

              AUGUST 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2002



                                       Common Stock            Additional
                                       ------------             Paid-In      Accumulated
                                   Shares         Amount        Capital        Deficit          Total
                                ------------   ------------   ------------   ------------   ------------

Balance, August 17, 2000                ---    $       ---    $       ---    $       ---    $       ---

Issuance of common stock,
  August 18, 2000                 5,100,000          5,100            ---            ---          5,100

Net loss/comprehensive loss             ---            ---            ---         (8,600)        (8,600)
                                ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2000        5,100,000          5,100           ----         (8,600)        (3,500)
                                ------------   ------------   ------------   ------------   ------------

Issuance of common stock,
  April 12, 2001                    140,000            140          1,260            ---          1,400

Issuance of common stock,
  May 7, 2001                     2,860,000          2,860         25,740            ---         28,600

Contributions of capital                ---            ---          1,500            ---          1,500

Net loss/comprehensive loss             ---            ---            ---        (18,578)       (18,578)
                                ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2001        8,100,000    $     8,100    $    29,300    $   (27,178)   $    10,222
                                ------------   ------------   ------------   ------------   ------------

Contributions of capital                ---            ---         15,815            ---         15,815

Net loss/comprehensive loss             ---            ---            ---        (28,943)       (28,943)
                                ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2002        8,100,000    $     8,100    $    45,115    $   (56,121)   $    (2,906)
                                ============   ============   ============   ============   ============














                 See accompanying notes to financial statements.

                             ACQUIRESTUFF.COM, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS



                                                                                                         AUGUST 17, 2000
                                                                 YEAR ENDED           YEAR ENDED          (INCEPTION) -
                                                              DECEMBER 31, 2002    DECEMBER 31, 2001    DECEMBER 31, 2002
                                                              -----------------    -----------------    -----------------
Cash flows from operating activities
   Net loss                                                   $       (28,943)     $       (18,578)     $       (56,121)
   Adjustments to reconcile net loss to net cash used by
     operating activities
    Cost of consulting services paid with common stock                    ---                  ---                5,100
    Changes in operating assets and liabilities
       Increase (decrease) in accounts payable
         and accrued expenses                                           2,536                3,544                9,580
                                                              -----------------    -----------------    -----------------

          Net cash used by operating activities                       (26,407)             (15,034)             (41,441)
                                                              -----------------    -----------------    -----------------

Cash flows from financing activities
   Contributions of capital                                            15,815                2,300               18,115
   Proceeds from issuance of common stock                                 ---               30,000               30,000
                                                              -----------------    -----------------    -----------------

          Net cash provided by financing activities                    15,815               32,300               48,115
                                                              -----------------    -----------------    -----------------

Net increase (decrease) in cash                                       (10,592)              17,266                6,674

Cash, beginning of period                                              17,266                  ---                  ---
                                                              -----------------    -----------------    -----------------

Cash, end of period                                           $         6,674      $        17,266      $         6,674
                                                              =================    =================    =================


Supplemental disclosure of cash flow information

    Income taxes paid                                         $           ---      $           ---      $           ---
                                                              =================    =================    =================

    Interest paid                                             $           ---      $           ---      $           ---
                                                              =================    =================    =================













                 See accompanying notes to financial statements.

                             ACQUIRESTUFF.COM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

     Business   Description  -   Acquirestuff.com,   Inc.  (the  "Company")  was
     ----------------------
incorporated in the state of Delaware on August 17, 2000. The Company provides commodity tax and consulting services for clients subject to the Canadian tax system. The Company is headquartered in Brampton, Ontario, Canada.

     Cash and Cash Equivalents - For purposes of the balance sheet and statement
     -------------------------
of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2002 and 2001, the Company had no cash equivalents.

     Fair  Value of  Financial  Instruments  - The  carrying  value of  accounts
     --------------------------------------
payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

     Recognition of Revenues - The Company records revenues when services to its
     -----------------------
customers are complete and collectibility is reasonably assured.

     Income Taxes - The Company  recognizes  deferred tax assets and liabilities
     ------------
based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

     Net Loss per Common  Share - The  Company has  adopted  the  provisions  of
     --------------------------
Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period.

     Accounting   Estimates  -  The  preparation  of  financial   statements  in
     ----------------------
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications  - Certain amounts in the 2001 financial  statements have
     -----------------
been reclassified to conform to the 2002 presentation.

                             ACQUIRESTUFF.COM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



NOTE 2 - CONTINGENCIES
----------------------

     As shown in the accompanying financial statements, the Company has incurred a net operating loss of $56,121 since inception for the year ended December 31, 2002.

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

     Management's plans to mitigate its losses in the near term through the significant reduction of legal and professional fees that were incurred upon incorporation; for the presentation for the preparation of the Company's Private Offering Memorandum; and for the performance of audit and review services. With the completion of its registration process, the Company will be positioned to focus on securing its revenues sources. In addition, should management determine it necessary, the Company will seek to obtain additional financing through the issuance of common stock and increase of ownership equity and through additional contributions of its management team.


NOTE 3 - ACCRUED EXPENSES
-------------------------

     Accrued Wages and  Compensated  Absences - The Company  currently  does not
     ----------------------------------------
have any employees. The majority of development costs and services have been provided to the Company by outside, third parties and by the founders. As such, there is no accrual for wages or compensated absences as of December 31, 2002 or 2001.


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

                             ACQUIRESTUFF.COM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



NOTE 5 - INCOME TAXES
---------------------

     At December 31, 2001, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $56,121, expiring 2021, that may be used to offset future taxable income. Therefore, no provision for income taxes has been provided.

     In addition, the Company has deferred tax assets of approximately $8,400 at December 31, 2002. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of ($8,400) has been provided for the deferred tax assets.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.


                                    PART III
                                    --------

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities
---------------------------------
of our senior management. The interruption of the services of key management could disrupt our operations, reduce profits and hinder future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with Daniel Betson, our president, secretary and sole director. We cannot guaranty that each Mr. Betson will remain with us during or after the term of his employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Daniel Betson is our president, secretary and sole director, and will hold such offices until his resignation or removal.

Our sole director and principal executive officers are as specified on the following table:

     ===========================================================================
      Name                        Age    Position
     -------------------------- ------- ----------------------------------------
      Daniel Betson                40    president, secretary and sole director
     ===========================================================================

Daniel Betson. Mr. Betson is our president, secretary and the sole director. Mr.
--------------
Betson studied Economics for one year at Queens University. Mr. Betson studied the Arts for 2 years at York University. He also took one year to study Business Administration at Humber College. From 1984 to 1988, Mr. Betson worked at Molson Breweries. From 1988 to the present, Mr. Betson has worked as a station attendant for Air Canada at Lester B. Pearson Airport. He is not an officer or director of any other reporting company. He has been our Secretary and a member of our Board of Directors since August 17, 2000. He was elected as our president after the unfortunate death of Mr. Borrie, our former president.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining Mr. Betson from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting Mr. Betson of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Mr. Betson will serve as our sole director until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our
--------------------------------------------------------
officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).


Item 10.  Executive Compensation
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and
---------------------------
long-term compensation for services in all capacities to us payable to our Chief Executive Officer and our other executive officers whose total annual salary and bonus are anticipated to exceed $50,000 during the year ending December 31, 2002. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

============================================================================================
Name and Principal Position       Year     Annual      Bonus      Other Annual   All Other
                                           Salary   Compensation  Compensation  Compensation
                                            ($)         ($)           ($)
------------------------------- -------- ---------- ------------ -------------- ------------
Daniel Betson                     2002      None        None          None         None
President, Secretary, Director
============================================================================================

Compensation of Directors. Our current director is also our employee and
--------------------------
receives no extra compensation for his service on our board of directors.

Employment Contracts. We anticipate that we will enter into an employment
---------------------
agreement with Daniel Betson, although we do not currently know the terms of that employment agreement.

Stock Option Plan. We anticipate that we will adopt a stock option plan,
------------------
pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2002, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, and our sole director and named executive officer.

================================================================================================================
    Title of Class     Name of Beneficial Owner              Amount of Beneficial Owner      Percent of Class
---------------------- ----------------------------------- ------------------------------ ----------------------
     Common Stock      The Estate of Donald Borrie(1)             3,050,000 shares                37.65%
                       Suite 321-1001 Cedar Glen Gate,
                       Etobicoke, Ontario M9A 4L34R2

     Common Stock      Daniel Betson                              2,050,000 shares                25.31%
                       265 Enfield Place #1410,
                       Mississagua, Ontario L5B 3Y7

     Common Stock      All directors and named executive          2,050,000 shares                25.31%
                       officers as a Group
================================================================================================================

(1) Donald Borrie, our former officer and director, passed away recently. We believe his estate beneficially owns all his stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may
-------------------
result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.


Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions except
---------------------------
for the following:

During the six-months ended June 30, 2002, Daniel Betson, our sole officer and director contributed $14,000 as a capital contribution. Mr. Betson informed us that he does not expect repayment of the $14,000.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclosing such transactions in prospectuses where required;
     o disclosing in any and all filings with the Securities and Exchange Commission, where required;
     o    obtaining disinterested directors consent; and
     o    obtaining shareholder consent where required.


Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibit No.
----------------

3.1            Certificate of Incorporation*

3.2            Bylaws*

* Included in the registration statement on Form SB-2 filed on October 24, 2002.

(b)  Reports on Form 8-K
------------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the Brampton, Ontario, Canada on March 7, 2003.

                                    Acquirestuff.com, Inc.
                                    a Delaware corporation



                                    By:   /s/ Daniel Betson
                                          --------------------------------------
                                          Daniel Betson
                                    Its:  President, Secretary and sole Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ Daniel Betson                                 March 7, 2003
      --------------------------------------
      Daniel Betson
Its:  President, Secretary and sole Director

CERTIFICATIONS
--------------

I, Daniel Betson, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Acquirestuff.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 7, 2003


/s/ Daniel Betson
-----------------------
Daniel Betson
President